Form 10-Q
period 1996-03-30
IMAGE INDUSTRIES INC
filed 1996-05-13
CIK 905435

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                           -----------  ----------------
                          Commission File No. 0-21954

                             IMAGE INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                   04-2962635
         (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation or organization)

                            1112 GEORGIA HIGHWAY 140
                            ARMUCHEE, GEORGIA 30105
   (Registrant's address of principal executive offices, including zip code)

                                 (706) 235-8444
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK $.01 PAR VALUE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----       -----

         The number of shares of Registrant's Common Stock, outstanding as of May 9, 1996 was 5,249,697 an additional 950,303 shares of Common Stock are issuable within sixty (60) days upon the exercise of nonqualified and incentive stock options, and an additional 44,612 shares of Common Stock are issuable upon the exercise of incentive stock options but are not exercisable within sixty (60) days.

================================================================================

                             IMAGE INDUSTRIES, INC.

                                     INDEX

                                                                                                                 PAGE
PART I   .        FINANCIAL INFORMATION                                                                          ----
         Item 1.           Financial Statements...................................................................1
         Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations..................................................2


PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings.....................................................................10
         Item 2.           Changes in Securities.................................................................10
         Item 3.           Defaults Upon Senior Securities ......................................................10
         Item 4.           Submission of Matters to a Vote of Security Holders ..................................10
         Item 5.           Other Information ....................................................................10
         Item 6.           Exhibits and Reports on Form 8-K......................................................10


SIGNATURES.......................................................................................................18

                        PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                        Index to Financial Statements

Condensed Balance Sheets -
         July 1, 1995 and March 30, 1996 (Unaudited) ...........................................................F-1

Condensed Statements of Earnings (Unaudited) for
         the Three Months and Nine Months Ended April 1, 1995
         and March 30, 1996.....................................................................................F-3

Condensed Statements of Cash Flows (Unaudited)
         for the Nine Months Ended April 1, 1995
         and March 30, 1996.....................................................................................F-4

Notes to Condensed Financial Statements ........................................................................F-5

                   IMAGE INDUSTRIES, INC.
                 CONDENSED BALANCE SHEETS
                      (In thousands)

                                                                   July 1,         March 30,
                          ASSETS                                    1995             1996
                                                                   -------         ---------
                                                                                  (Unaudited)

Current assets:
    Cash                                                          $    186              125
    Trade accounts receivable, less allowance
      of $176 and $103 at July 1, 1995 and March 30,
      1996, respectively                                            18,378           22,094
    Inventories (note 2)                                            31,549           31,981
    Prepaid expenses and other current assets                          134            1,960
    Deferred income tax benefit                                        760              760
                                                                  --------         --------
        Total current assets                                        51,007           56,920
                                                                  --------         --------
Property, plant and equipment, at cost                              95,841          101,650
Less accumulated depreciation and amortization                      21,250           26,005
                                                                  --------         --------
        Net property, plant and equipment                           74,591           75,645
                                                                  --------         --------
Other assets :
    Deferred income tax benefit                                      5,474            5,119
    Deposits and other                                                 411              297
                                                                  --------         --------
        Total other assets                                           5,885            5,416
                                                                  --------         --------



                                                                  $131,483          137,981
                                                                  ========         ========

See accompanying notes to condensed financial statements.

                            IMAGE INDUSTRIES, INC.
                           CONDENSED BALANCE SHEETS
                    (In thousands, except per share data)

                                                                      July 1,         March 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY                        1995             1996
                                                                    ----------        ---------
                                                                                     (Unaudited)
Current liabilities:
    Current installments of long term debt and
      capital lease obligations                                     $     227              219
    Trade accounts payable                                             14,072           10,831
    Accrued expenses and other accounts payable                         4,621            4,621


                                                                    ---------         --------
        Total current liabilities                                      18,920           15,671
                                                                    ---------         --------
Long term debt and capital lease obligations,
  excluding current installments                                       53,822           61,218
Deferred income tax liability                                           7,585            8,524
                                                                    ---------         --------
        Total liabilities                                              80,327           85,413
                                                                    ---------         --------

Stockholders' equity:
    Preferred stock, $.01 par value per share, authorized
      10,000 shares; none issued and outstanding                            -                -
    Common stock, $.01 par value per share, authorized
      20,000 shares; issued and outstanding 5,227
      and 5,248 shares at July 1, 1995 and March 30,
      1996, respectively                                                   52               52
    Additional paid-in capital                                         39,773           39,761
    Retained earnings                                                  11,331           12,755
                                                                    ---------         --------
        Total stockholders' equity                                     51,156           52,568
                                                                    ---------         --------


                                                                    $ 131,483          137,981
                                                                    =========         ========


See accompanying notes to condensed financial statements.

                            IMAGE INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF EARNINGS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                                Three Months Ended                 Nine Months Ended
                                                           ------------------------------    ------------------------------
                                                             April 1,         March 30,        April 1,         March 30,
                                                               1995             1996             1995              1996
                                                           -------------    -------------    -------------    -------------
                                                           (Fiscal 1995)    (Fiscal 1996)    (Fiscal 1995)    (Fiscal 1996)
Net sales                                                  $      34,489           37,573           99,617          117,473

Cost of sales                                                     26,672           31,544           75,605           97,130
                                                           -------------    -------------    -------------    -------------
        Gross profit                                               7,817            6,029           24,012           20,343

Selling, general and administrative expenses                       4,946            4,881           14,420           14,992
                                                           -------------    -------------    -------------    -------------
        Operating income                                           2,871            1,148            9,592            5,351

Interest expense                                                     471            1,042              943            3,083
Other (income) expense, net                                          (26)              75              (26)             117
                                                           -------------    -------------    -------------    -------------
        Earnings before income taxes                               2,426               31            8,675            2,151

Income tax provision (benefit)                                       765              (77)           3,158              727
                                                           -------------    -------------    -------------    -------------
        Net earnings                                       $       1,661              108            5,517            1,424
                                                           =============    =============    =============    =============
Earnings per share information:

        Net earnings                                       $        0.29             0.02             0.95             0.23
                                                           =============    =============    =============    =============

        Weighted average number of common and
          common equivalent shares outstanding                     5,812            6,203            5,807            6,205
                                                           =============    =============    =============    =============

See accompanying notes to condensed financial statements.

                            IMAGE INDUSTRIES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                                              Nine Months Ended
                                                                       ------------------------------
                                                                         April 1,          March 30,
                                                                           1995              1996
                                                                       -------------   --------------
                                                                       (Fiscal 1995)    (Fiscal 1996)
Cash flows from operating activities:
    Net earnings                                                       $       5,517            1,424

    Adjustments to reconcile net earnings to
      net cash provided by (used in) operating activities:
        Depreciation and amortization                                          3,069            4,991
        Deferred income taxes                                                  1,101            1,302
        (Gain) Loss on disposal of fixed assets                                   (9)             126
        Changes in operating assets and liabilities                           (9,370)          (9,216)
                                                                       -------------   --------------
            Net cash provided by (used in) operating activities                  308           (1,373)
                                                                       -------------   --------------
Cash flows from investing activities:
    Capital expenditures                                                     (15,290)          (6,060)
    Proceeds from disposal of equipment                                          124               23
                                                                       -------------   --------------
            Net cash used in investing activities                            (15,166)          (6,037)
                                                                       -------------   --------------
Cash flows from financing activities:
    Net borrowings under line
      of credit agreements                                                    15,104            7,534
    Principal payments on long term debt
      and capital lease obligations                                             (160)            (165)
    Issuance of long term debt                                                    26                -
    Cost of issuance and registration of shares                                    -              (20)
                                                                       -------------   --------------
            Net cash provided by financing activities                         14,970            7,349
                                                                       -------------   --------------
            Net decrease in cash                                                 112              (61)

Cash at beginning of period                                                       14              186
                                                                       -------------   --------------
Cash at end of period                                                  $         126              125
                                                                       =============   ==============
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                           $       1,219            2,873
                                                                       =============   ==============
    Cash paid during the period for income taxes                       $       2,712              565
                                                                       =============   ==============
    Incurrance of capital lease obligations for equipment              $           -               19
                                                                       =============   ==============

See accompanying notes to condensed financial statements.

                            IMAGE INDUSTRIES, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

  (INFORMATION FOR THE NINE MONTHS ENDED APRIL 1, 1995 AND MARCH 30, 1996 IS
                                  UNAUDITED)

(1)      Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended July 1, 1995, as filed with the Securities and Exchange Commission on September 29, 1995.

(2)      Inventories

         Inventories consisted of (in thousands):

                                               July 1,         March 30,
                                                1995             1996
                                              --------         ---------
                                                              (unaudited)
              Raw materials                   $13,761           15,796
              Work in process                   1,890            2,254
              Finished goods                   15,898           13,931
                                              -------           ------
                                              $31,549           31,981
                                              =======           ======

(3)      Segment Reporting

         The Company's operations consist of two functional areas, carpet manufacturing and plastics recycling. Income from operations by segment is total sales to unaffiliated customers less expenses which are deemed to be related to the operation of that functional area. Amounts listed as "Other" are general in nature and are not directly allocable to either segment. Financial information for these identified segments is summarized in the following table (in thousands):

                                                              Three months ended                   Nine months ended
                                                                March 30, 1996                       March 30, 1996
                                                               --------------                        --------------

                                                     Carpet       Recycling     Other        Carpet      Recycling    Other

         Sales to unaffiliated  customers            $27,313      $ 9,573      $ 687         $89,905      $25,304    $2,264
         Operating income                              1,701          216       (769)          6,403        1,314    (2,366)
         Identifiable assets:
               Receivables                            15,573        6,129        392          15,573        6,129       392
               Inventory                              18,862       13,119        -            18,862       13,119        -
               Property, plant and equipment          54,546       46,820        284          54,546       46,820       284
               Accumulated depreciation               17,474        8,349        182          17,474        8,349       182
               Capital expenditures                      368        1,191        -             4,377        1,683        -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company has been involved in the manufacture and sale of carpet, primarily for the residential market, since 1976. In 1990, the Company began implementing a strategy of lowering its production costs and diversifying its product mix through the backward integration of its operations to include the production of polyester fiber, PET flake and pellet, primarily from recycled post-consumer soda bottles. The Company completed its initial public offering (the "Initial Public Offering") on August 18, 1993, and used the net proceeds to prepay and refinance its debt. Since that time, the Company has expanded all areas of its manufacturing capacity.

RESULTS OF OPERATIONS

TOTAL SALES

The following table sets forth sales data with respect to total sales (sales dollars in thousands):

                               Three Months Ended              Nine Months Ended
                               ------------------              -----------------

April 1, 1995                       $34,489                       $99,617
March 30, 1996                       37,573                       117,473
                                    -------                       -------
Change                              $ 3,084                       $17,856
                                    =======                       =======
Percentage                              8.9%                         17.9%


CARPET MANUFACTURING

         The Company sells its carpet products in two primary markets described below.

  Domestic Carpet Sales

         The following table sets forth sales data with respect to domestic carpet (sales dollars and square yards in thousands):


                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                                      Square   Average Unit                       Square    Average Unit
                       Sales          Yards    Selling Price         Sales        Yards    Selling Price
                      --------       -------   -------------         -----       -------   --------------
April 1, 1995         $23,875         3,884       $ 6.15             $69,598        11,392        $6.11
March 30, 1996         23,396         3,765       $ 6.21              74,438        11,764        $6.33
                      ---------------------                          ---------------------
Change                $  (479)         (119)                         $ 4,840           372
                      =====================                          =====================
Percentage               (2.0)%        (3.1)%                            7.0%          3.3%

         Unit sales volumes decreased modestly for the third quarter of fiscal 1996 as a result of the inclement weather conditions in the northern part of the United States during the winter months, most particularly during the month of January. For the nine months ended March 30, 1996, however, sales are significantly ahead of amounts reported for the nine months ended April 1, 1995 as a result of steady market penetration. Sales of the Company's Enviro-Tech(R) product line increased from approximately $4.1 million in the third quarter of fiscal 1995 to $4.5 million in the third quarter of fiscal 1996 and from approximately $11.5 million in the nine month period ended April 1, 1995 to $13.7 million in the nine month period ended March 30, 1996. Domestic carpet sales have tended to follow a seasonal pattern. Historically, domestic carpet sales increase in the fourth quarter as compared to the third quarter.

  Export Carpet Sales

    The following table sets forth sales data with respect to export carpet (sales dollars and square yards in thousands):



                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                                      Square   Average Unit                      Square    Average Unit
                         Sales        Yards    Selling Price       Sales         Yards    Selling Price
                     ----------      -------   -------------      -------        ------   --------------
April 1, 1995        $  6,136         1,347        $4.56          $19.014         4,208        $4.52
March 30, 1996          3,917           820        $4.78           15,467         3,170        $4.88
                     ----------------------                       ---------------------
Change               $ (2,219)         (527)                      $(3,547)       (1,038)
                     =======================                      =====================
Percentage              (36.2)%       (39.1)%                       (18.7)%       (24.7)%

         Since fiscal 1994, the Company has steadily pursued a strategy to shift carpet sales away from the highly competitive Middle Eastern market. As a result of this strategy, export sales have declined as a percentage of all carpet sales. Management expects that export carpet sales to the Middle Eastern market will continue to decline in the foreseeable future.

PLASTICS RECYCLING

         Polyester fiber and the PET resin from which it is made are used in an ever-growing variety of products. During fiscal 1995, demand for PET and polyester fiber increased dramatically due to a shortage of cotton in world markets. PET resin demand also increased in response to high prices for competitive packaging materials such as aluminum and glass. The combined increase in demand resulted in significant increases in selling prices for all of the Company's recycled plastic products as compared to the first and second quarters of fiscal 1995.

         During the third quarter of fiscal 1996, the market price of polyester fiber and PET resin fell significantly. This resulted in a decline in selling prices of the Company's recycled plastics products during the third quarter of fiscal 1996.

The Company sells its recycled plastics products in three primary markets as described below.

  Polyester Fiber Sales



         The following table sets forth sales data with respect to polyester fiber (sales dollars and pounds in thousands):



                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                                               Average Unit                                 Average Unit
                        Sales       Pounds     Selling Price         Sales        Pounds    Selling Price
                       --------    -------     --------------      ---------    ---------   -------------
April 1, 1995          $1,227         2,265        $0.54           $ 3,075        5,909        $0.52
March 30, 1996          6,031         9,125        $0.66            14,962       22,135        $0.68
                       --------------------                        --------------------
Change                 $4,804         6,860                        $11,887       16,226
                       ====================                        ====================
Percentage              391.5%        302.9%                         386.6%       274.6%


         Unit volume continued to show significant increases in both the quarter and nine months ending March 30, 1995. However, as discussed above, selling prices have started to fall in response to increasing worldwide polyester fiber production. The Company's growth in fiber sales resulted from the production of additional quantities of fiber from the Company's second polyester fiber extrusion line which became fully operational in the fourth quarter of fiscal 1995. Polyester fiber sales are expected to continue to improve but at a slower rate than during the first nine months of fiscal 1996. Management is investigating ways to increase fiber production within the framework of existing facilities.

  PET Flake Sales

         The following table sets forth sales data with respect to PET flake (sales dollars and pounds in thousands):



                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                                               Average Unit                                Average Unit
                        Sales        Pounds    Selling Price        Sales        Pounds    Selling Price
                       -------       ------    -------------       -------       ------    -------------
April 1, 1995          $2,017         5,007       $ 0.40           $4,797        13,280        $0.36
March 30, 1996          2,677         5,411       $ 0.49            7,842        14,613        $0.54
                       --------------------                        --------------------
Change                 $  660           404                        $3,045         1,333
                       ====================                        ====================
Percentage               32.7%          8.1%                         63.5%         10.0%


         Increased PET flake sales have resulted from higher average selling prices and significant growth in unit volume. However, as discussed above, selling prices have begun to decline. This trend is expected to continue during the fourth quarter of fiscal 1996 as well. The unit volume increases are chiefly attributable to the completion of the Company's third PET flake washline during the first quarter of fiscal 1996.

   PET Pellet Sales

         The following table sets forth sales data with respect to PET Pellet (sales dollars and pounds in thousands):



                               Three Months Ended                           Nine Months Ended
                               ------------------                           -----------------
                                                Average Unit                                 Average Unit
                         Sales       Pounds    Selling Price         Sales       Pounds    Selling Price
                         -----      -------    -------------         -----       ------    -------------

April 1, 1995       $   1,032         2,069       $ 0.50         $  2,711         5,701        $ 0.48
March 30, 1996            865         1,439       $ 0.60            2,500         3,821        $ 0.65
                    -----------------------                      ----------------------
Change              $   (167)         (630)                      $   (211)      (1,880)
                    =======================                      ======================
Percentage             (16.2)%       (30.4%)                         (7.8)%      (33.0)%

         The market for the Company's PET pellet is heavily influenced by the market for virgin PET resin, which is also sold in pellet form. As a result of the dramatic increase in the cost of the Company's recycled PET raw materials during the third and fourth quarters of fiscal 1995 and the first quarter of fiscal 1996, the prices of the Company's PET pellet products was not competitive with virgin PET resin, resulting in decreases in sales volumes. Management does not expect significant improvement in PET pellet sales for the remainder of fiscal 1996.

   By-Product Sales

         The Company has begun selling certain goods which are essentially by-products of the recycling process. As the Company has increased the production capacities of its recycled PET products, greater quantities of by-products have been produced in the normal course of business, most notably waste polyester fiber, polyvinyl chloride and high density polyethylene. The net sales for these by-products during the third quarter of fiscal 1996 was approximately $0.5 million. Sales in prior periods were not significant.

         The Company does not expect seasonality to play an important role in the quarterly sales of its plastic recycling products.

STATEMENT OF OPERATIONS DATA

         The following table sets forth certain statement of operations data for the periods ended April 1, 1995 and March 30, 1996, expressed as a percentage of net sales:



                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
                                           ------------------                           -----------------
                                      APRIL 1, 1995       MARCH 30, 1996          APRIL 1, 1995       MARCH 30, 1996
                                      -------------       --------------          -------------       --------------
Net sales                                100.0%                 100.0%                100.0%               100.0%
Cost of sales                             77.3                  83.9                   75.9                 82.7
                                          ----                  ----                  -----                 ----
Gross margin                              22.7                  16.1                   24.1                 17.3
Selling, general and administrative
   expenses                               14.3                  13.0                   14.5                 12.7
                                          ----                  ----                  -----                -----
Operating income                           8.4%                  3.1%                   9.6%                 4.6%
                                          ====                  ====                  =====                =====


  Gross Margin

     In the third quarter of fiscal 1996, gross margin decreased by 6.6% from the comparable quarter of fiscal 1995. In the nine month period ended March 30, 1996, gross margin decreased by 6.8% from the comparable period in fiscal 1995. High raw materials prices during the third and fourth quarters of fiscal 1995, and the first quarter and part of the second quarter of fiscal 1996, have had a negative impact on gross margin during the third quarter of fiscal 1996 and the nine months ended March 30, 1996. Current pricing of recycled PET raw materials has fallen approximately 50% since September 1995.

     During the fourth quarter of fiscal 1995 and the first three quarters of fiscal 1996, Management has taken several steps to reduce unit operating costs. The first of these was the acquisition of the Company's third carpet yarn spinning mill located in Rome, Georgia. The acquisition of this plant significantly reduced the cost of yarn conversion on approximately 22 million annual pounds of the Company's carpet yarn needs. Management's second action was the construction of the Company's third recycled plastic sortation and granulation line, which allowed the Company to shift its raw material supply more toward less expensive whole bottles and away from pre-ground PET flake. A fourth recycled plastic sortation line is currently under construction and is expected to be operational by the first quarter of fiscal 1997. Once complete, there will be sufficient capacity to eliminate the need to purchase pre-ground PET raw materials which are significantly more expensive than whole bottles. Finally, the Company completed construction of its third PET flake washing line which improves the production efficiency and yield of this important process. Management expects that these improvements and reduced raw materials costs, taken as a whole, should result in improved gross margins beginning in the fourth quarter of fiscal 1996.

     Gross margin for the Company's overall operations was approximately 16.1% of net sales in the third quarter of fiscal 1996 and 17.3% of net sales in the nine months ended March 30, 1996. When analyzed by segment, the results are somewhat different. For carpet products, gross margin was approximately 18.7% for the third quarter of fiscal 1996 and 18.6% for the nine months ending March 30, 1996. For recycled plastic products, gross margin was approximately 2.7% of net sales in the third quarter of fiscal 1996 and 5.9% of net sales in the nine months ended March 30, 1996.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to 13.0% of net sales in the third quarter of fiscal 1996 compared to 14.3% of net sales in the same period in fiscal 1995. Selling, general and administrative expenses decreased to 12.7% of net sales in the nine months ended March 30, 1996 compared to 14.5% in the same period in fiscal 1995. These percentage decreases are due primarily to the increased sales of polyester fiber, PET flake and PET pellet.

     Marketing carpet products to floor covering retailers requires significant expenditures for product sampling, commission sales personnel, sales promotions and administrative support. Recycled plastic products are sold in a commodity marketplace that does not require the same commitment of administration and marketing resources as do carpet products.

     In the three months and nine months ended March 30, 1996, selling, general and administrative expenses attributable to all carpet products were approximately $3.4 million and $10.4 million, respectively, representing 12.5% and 11.5% of all carpet sales for each of the periods. In the three months and nine months ended March 30, 1996, selling, general and administrative expenses attributable to all recycled plastic products were less than $0.1 million and $0.2 million respectively, representing 0.5% and 0.7% of recycled plastic sales for each of the periods. Administrative costs of approximately $1.4 million in the third quarter of fiscal 1996 and $4.4 million in the nine months ended March 30, 1996 were general in nature and not directly attributable to either sales segment in fiscal 1996.

  Interest Expense

     The increase in interest expense in the third quarter of fiscal 1996 and the nine months ended March 30, 1996 over the comparable periods in fiscal 1995 was due primarily to the debt incurred to acquire the assets of Pharr Yarns of Georgia, Inc. on June 30, 1995. Significant capital expenditures in fiscal 1995 and the Company's increased working capital requirements also contributed to higher debt levels and interest expense. At March 30, 1996, approximately $3.7 million of the amounts owed under the Company's credit facility incurred interest at the prime rate (8.25% at March 30, 1996). The remaining $55.0 million owed under the credit facility incurred interest at the Eurodollar rate plus 1%, or approximately 6.72% at March 30, 1996. The Company has capitalized approximately $0.1 million in interest costs in the nine months ending March 30, 1996.

  Income Taxes

     In the nine months ended March 30, 1996, the Company has recognized a net provision of $0.7 million. This net provision includes a current benefit of $0.5 million and a deferred provision of $1.3 million. The net provsion also includes a $0.1 million in current benefit resulting from adjustments determined upon the completion and filing of the Company's 1995 tax returns during the third quarter of fiscal 1996.

     In the nine months ended April 1, 1995, the Company recognized a net provision of $3.2 million. This net provision included a current liability $2.8 million and a deferred provision of $0.5 million. The net provision in the nine months ended April 1, 1995 also included a current benefit resulting from adjustments determined upon the completion and filing of the Company's 1994 tax returns during the third quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

  General

     Net cash provided by operating activities was approximately $0.3 million in the nine months ended April 1, 1995. In the nine months ended March 30, 1996, operating activities resulted in a net use of cash totaling approximately $1.4 million. All components of working capital increased in accordance with the significantly higher sales recorded in the first nine months of fiscal 1996. Net working capital increased by $9.2 million between July 1, 1995 and March 30, 1996, representing a growth of approximately 28.6% during the period.

     At March 30, 1996, the Company had long-term debt and capital lease obligations of approximately $61.4 million. At July 1, 1995, the Company had long-term debt and capital lease obligations of approximately $54.0 million. This increase is primarily attributable to capital expenditures and increased working capital requirements.

     As of March 30, 1996, the Company's obligations under purchase contracts totaled approximately $0.3 million.

     On November 3, 1995, the Company amended its credit facility with The First National Bank of Boston, First Union National Bank of Georgia and Wachovia Bank of Georgia, NA. The amended credit facility increased the Company's line of credit from $60.0 million to $70.0 million. The Company's borrowings under the amended credit facility are secured by a first priority lien on all assets. The credit facility contains numerous covenants relating to restrictions on certain types of indebtedness, minimum earnings levels and tangible net worth. Management believes that the net cash provided by operations and borrowings available under the credit facility are sufficient to meet the Company's anticipated liquidity and capital expansion needs.

  Capital Expenditures

     In the third quarter of fiscal 1996, capital expenditures were $1.6 million. Capital expenditures for the nine months ended March 30, 1996 were $6.1 million. In the third quarter of fiscal 1995, capital expenditures were $4.1 million. Capital expenditures for the first nine months of fiscal 1995 were $15.3 million. Capital expenditures for the first nine months of fiscal 1996 primarily related to the purchase of additional yarn spinning, carpet tufting and dyeing equipment as well as continued additions to PET bottle sortation and granulation machinery and PET flake washing capacity. Capital expenditures in the first nine months of fiscal 1995 primarily related to the Company's second bottle sortation and granulation production line and the Company's second recycled polyester fiber extrusion line and related facilities. Expenditures were financed by funds borrowed under the Company's credit facility. Projects which are currently in the early stages of design include a new 300,000 square foot distribution center which will ultimately replace all existing shipping facilities for the Company's carpet-related products. This new facility is expected to be operational during the fourth quarter of fiscal 1997. Capital expenditures for the remainder of fiscal 1996 are expected to be financed by funds borrowed under the credit facility. Management estimates that capital expenditures to complete all projects currently in progress will be approximately $3.4 million for the remainder of fiscal 1996.

  Long-Term Debt

     The Company's long-term revolving credit facility allows for borrowings of up to $70.0 million which incurs interest, at the Company's option, at the prime interest rate (8.25% at March 30, 1996) or Eurodollar rate plus 1.0% (approximately 6.72% at March 30, 1996). Refer to the Company's discussion in "Liquidity and Capital Resources" for further discussion.

     The Company is in compliance with all covenants and restrictions contained in the New Credit Facility.

  Inflation

         See the Company's discussion under "Plastics Recycling" and "Gross Margin" for the effects of inflation on the Company's operations.

         PART II - OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 2.CHANGES IN SECURITIES

     None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.OTHER INFORMATION

     None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     The Exhibits indicated below are either incorporated by reference herein or are bound herewith.


EXHIBIT
NUMBER      TITLE

   3.1 - Amended and Restated Certificate of Incorporation (Exhibit 3.1 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   3.2 - Amended and Restated Certificate of Incorporation (Exhibit 3.2 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

   4.1 - Form of Common Stock Certificate (Exhibit 4.1 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   4.2 - Stock Option Plan (with Form Agreements) (Exhibit 4.2 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   4.3 - Form of Nonqualified Stock Option Agreement (Exhibit 4.3 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   4.4 - H. Stanley Padgett Incentive Stock Option Agreement (Exhibit 4.5 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

   4.5 - Plan and Agreement of Conversion (Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

   4.6 - Form of Replacement Stock Option Agreement (Exhibit 4.7 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

Executive Compensation Plans and Agreements

   10.1 - Employment Contract between the Registrant and H. Stanley Padgett (Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

   10.2 - Employment Contract between the Registrant and Larry M. Miller (Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

   10.3 - Employment Contract between the Registrant and Hugh D. Bennett (Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

   10.4 - Employment Contract between the Registrant and Paul Meredith (Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

Other Material Agreements

   10.5 - Indemnity Agreements (Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1993, incorporated by reference herein)

   10.6 - Lease Agreement between Echota Realty and Registrant for Property Located at North Elm Street, Rome, Georgia (Exhibit 10.12 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   10.7 - Lease Agreement between First Union National Bank of Georgia, Trustee and Registrant for Property Located at Old Airport Road, Rome, Georgia (Exhibit 10.14 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   10.8 - Lease Agreement between First American Bank of New York and Registrant for Property Located at Lyerly, Georgia (and three extension letters) (Exhibit 10.15 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   10.9 - Lease Agreement between the City of Summerville and Development Authority of the City of Summerville (Exhibit 10.16 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   10.10 - Sub-Lease between the Development Authority of the City of Summerville and Registrant (Exhibit 10.17 of the Company's Registration Statement on Form S-1, File No. 33-62912, incorporated by reference herein)

   10.11 - Lease Extension Agreement between Echota Realty and Registrant for property located at N. Elm Street, Rome, Georgia (Exhibit 10.39 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

   10.12 - Option to Purchase Real Estate from the Development Authority of the City of Summerville (Exhibit 10.41 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

   10.13 - Form of Satisfaction Agreement (Exhibit 10.42 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

   10.14 - Contract between Registrant and Neumag, GmbH and Neumag U.S.A. for purchase of Polyester Fiber Extruder (Exhibit 10.43 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

   10.15 - Proposal and Purchase Order for Plastic Bottle Separation Equipment and Services Prepared for Registrant by MSS, Inc. (Exhibit 10.44 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

   10.16 - Proposal and Purchase Order for Baler Sold to Registrant by Lummus Corporation (Exhibit 10.45 of the Company's Registration Statement on Form S-1, File No. 33- 75096, incorporated by reference herein)

10.17 - Contract to Purchase Carpet Dyeing Equipment between Registrant and Keiltex Industries, Inc. (Exhibit 10.46 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

10.18 - Letter Exercising Option to Purchase Real Property from the Development Authority of the City of Summerville (Exhibit 10.47 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

10.19 - Construction Contract by and between Registrant and Garner Brothers Co. for addition to West Rome Plant (Exhibit 10.48 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

10.20 - Letter Exercising Option to Renew Lease Agreement for Property Located at Redmond Circle, Rome, Georgia (Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994, incorporated by reference herein)

10.21 - Construction Contract by and between Registrant and Smithson Builders, Inc. for additions to Summerville plant (Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1994, incorporated by reference herein)

10.22 - Lease Agreement between General Wholesale Company and Registrant for property located at 2400 Redmond Circle, Rome, Georgia (Exhibit 10.51 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

10.23 - Lease Agreement between Edward L. Weaver Estate for Property Located at 200 Beasley Street, Calhoun, Georgia (Exhibit 10.52 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

10.24 - Amendment to Contract between Registrant and Neumag GmbH and Neumag U.S.A. for the Purchase of Polyester Fiber Extruder (Confidential Treatment Granted) (Exhibit 10.53 of the Company's Registration Statement on Form S-1, File No. 33-75096, incorporated by reference herein)

10.25 - Letter Exercising Option to Renew Lease Agreement for Property Located at Old Airport Road, Rome, Georgia (Exhibit 10.40 the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, incorporated by reference herein)

10.26 - Amendment to Lease Agreement between Registrant and Charles Milford Morgan, Jr. for Property Located at Lyerly, Georgia (Exhibit 10.41 of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994, incorporated by reference herein)

10.27 - Termination of Lease Agreement for Property Located at Westside Industrial Boulevard, Rome, Georgia (Exhibit 10.39 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1994, incorporated by reference herein)

 10.28 - Lease Agreement between Intermark USA, Inc. and Registrant for Property Located at Highway 341, Kensington, Georgia. (Exhibit 10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, incorporated by reference herein)

10.29 - Amendment to Lease Agreement between Intermark USA, Inc. and Registrant for property located at Highway 341, Kensington, Georgia. (Exhibit 10.41 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, incorporated by reference herein)

10.30 - Lease Agreement between Colonial Centre Co. and Registrant for property located at 150 Broad Hollow Road, Melville, New York(Exhibit
         10.40 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995, incorporated by reference herein)

10.31 - Second Amendment to Lease Agreement between Intermark USA, Inc. and Registrant for Property located at Highway 341, Kensington, Georgia. (Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.32 -  Amended and Restated Credit Agreement between Registrant and
         First National Bank of Boston, First Union National Bank of Georgia and Wachovia Bank of Georgia, N.A., dated June 20, 1995 (Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.33 - First Supplemental Trademark Collateral Security and Pledge Agreement dated June 20, 1995 (Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.34 - Revolving Credit Note in the amount of $25,000,000 dated June 20, 1995 payable to the First National Bank of Boston (Exhibit 10.34 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.35 - Revolving Credit Note in the amount of $17,500,000 dated June 20, 1995 payable to First Union National Bank of Georgia (Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.36 - Revolving Credit Note in the amount of $17,500,000 dated June 20, 1995 payable to Wachovia National Bank of Georgia (Exhibit 10.35 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.37 - Amended and Restated Security Agreement dated June 20, 1995 between Registrant and First National Bank of Boston (Exhibit 10.37 of the Company's

         Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.38 - Third Amendment of Deed to Secure Debt and Security Agreement (Fee) dated June 20, 1995 between Registrant and the First National Bank of Boston ( Exhibit 10.38 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.39 - Third Amendment of Deed to Secure Debt and Security Agreement (Leasehold) dated June 20, 1995 between Registrant and the First National Bank of Boston ( Exhibit 10.39 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.40 -  Asset Purchase Agreement among Registrant, Stowe Pharr Mills, Inc.
         and Pharr Yarns of Georgia, Inc. dated April 5, 1995 (Exhibit 2 of the Company's Report of Form 8-K dated April 5, 1995, incorporated by reference herein)

10.41 - Addendum to Asset Purchase Agreement among Registrant, Stowe Pharr Mills, Inc. and Pharr Yarns of Georgia, Inc. dated June 30, 1995 (Exhibit 2.1 of the Company's Report of Form 8-K dated June 30, 1995 incorporated by reference herein)

10.42 - Lease Extension Agreement between Edward L. Weaver Estate and Registrant for real property located at 200 Beasley Street, Calhoun, Georgia ( Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.43 - Lease Agreement between Environmental Recycling Company, Inc. and Registrant for property located at Highway 92, East Massena, Iowa (Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995, incorporated by reference herein)

10.44 - Lease Agreement between Raymond King and Estate of Kay D. Owens and Registrant for real property located at River Street, Calhoun, Georgia (Exhibit 10.44 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, incorporated by reference herein)

10.45 - First Amendment to Amended and Restated Credit Agreement between Registrant and First National Bank of Boston, First Union National Bank of Georgia and Wachovia Bank of Georgia, N.A., dated August 8, 1995 (Exhibit 10.45 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.46 - Second Amendment to Amended and Restated Credit Agreement between Registrant and First National Bank of Boston, First Union National Bank of Georgia and Wachovia Bank of Georgia, N.A., dated November 3, 1995 (Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.47 - Amended and Restated Revolving Credit Note in the amount of $28,000,000 dated November 3, 1995 payable to the First National Bank of Boston (Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.48 - Amended and Restated Revolving Credit Note in the amount of $21,000,000 dated November 3, 1995 payable to First Union National Bank of Georgia (Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.49 - Amended and Restated Revolving Credit Note in the amount of $21,000,000 dated November 3, 1995 payable to Wachovia National Bank of Georgia (Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.50 - Fourth Amendment of Deed to Secure Debt and Security Agreement (Fee) dated November 3, 1995 between Registrant and the First National Bank of Boston (Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.51 - Fourth Amendment of Deed to Secure Debt and Security Agreement (Leasehold) dated November 3, 1995 between Registrant and the First National Bank of Boston (Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.52 - Letter Dated August 18, 1995 Amending Lease Agreement between Intermark USA, Inc. and Registrant for Property Located at Highway 341, Kensington, Georgia (Exhibit 10.52 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.53 - Letter Dated January 26, 1996 Amending Lease Agreement between Intermark USA, Inc. and Registrant for Property Located at Highway 341, Kensington, Georgia (Exhibit 10.53 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.54 - Lease Termination and Release Agreement between Environmental Recycling Company, Inc. and Registrant for property located at Highway 92, East Massena, Iowa (Exhibit 10.54 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.55 - Option to Renew Lease Agreement between Colonial Centre Co. and Registrant for property located at 150 Broad Hollow Road, Melville, New York (Exhibit 10.55 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.56 - Amendment to Lease Agreement between Raymond King and Estate of Kay D. Owens and Registrant for real property located at River Street, Calhoun, Georgia (Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.57 - Lease Agreement between Steve Pendley and Registrant for real property located at 210 McConnell Street, Calhoun, Georgia (Exhibit 10.57 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, incorporated by reference herein)

10.58 - Third Amendment to Amended and Restated Credit Agreement between Registrant and First National Bank of Boston, First Union National Bank of Georgia and Wachovia Bank of Georgia, N.A., dated March 27, 1996

11    -  Statement Re: Computation of Per Share Earnings

27    -  Financial Data Schedule, which is submitted electronically to the
         Securities and Exchange Commission for information only and not filed

REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             IMAGE INDUSTRIES, INC.

  /s/ H. Stanley Padgett     President, Chief Executive Officer    May 13, 1996
- - ------------------------      (Principal Executive Officer)
H. Stanley Padgett

  /s/ Hugh D. Bennett         Vice President - Finance             May 13, 1996
- - ------------------------       (Principal Financial Officer)
Hugh D. Bennett